Form 10-Q
period 2017-09-30
Heron Street Acquisition Corp
filed 2017-11-20
CIK 1681312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2017

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


     Class                                 Outstanding at
                                           November 14, 2017

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of September 30, 2017 (unaudited) and
December 31, 2016                                                    2

Condensed Statements of Operations for the Three Months
 and Nine Months Ended September 30, 2017 and for the
 Period from July 22, 2016 (inception) to September 30,
 2016 (unaudited)                                                    3

Condensed Statements of Cash Flows for the Nine Months
Ended September 30, 2017 and for the Period from July 22,
2016 (inception) to September 30, 2016 (unaudited)                   4

Notes to Condensed Financial Statements (unaudited)                  5-8

______________________________________________________________________

                   HERON STREET ACQUISITION CORPORATION
                        CONDENSED BALANCE SHEETS

           ASSETS
                                             September 30,   December 31,
                                               2017              2016
                                            ------------     ------------
                                            (Unaudited)
   Current assets

     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $       750	      $     1,500
                                            ------------      ------------
           Total liabilities                       750	            1,500
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       September 30, 2017 and December 31,
       2016, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at September 30, 2017
       and December 31, 2016, respectively       2,000             2,000

       Additional paid-in capital                2,212		     312

       Accumulated deficit                      (4,962)           (3,812)
                                            ------------      ------------
          Total stockholders' deficit             (750)           (1,500)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                          HERON STREET ACQUISITION CORPORATION
                           CONDENSED STATEMENTS OF OPERATIONS
				 (UNAUDITED)
        	     			  For the Three   For the nine    For the Period
			    		  Months Ended    Months Ended    from July 22, 2016
					  Sept. 30, 2017  Sept. 30, 2017  (Inception) to
 									  Sept. 30, 2016
                                          -------------   -------------   --------------
    Revenue                               $         -               -      $        -
    Cost of revenues                                -               -               -
                                          -------------   -------------   --------------
    Gross profit                                    -               -               -
                                          -------------   -------------   --------------
    Operating expenses                             250           1,150           3,562
                                          -------------   -------------   --------------
    Operating loss                                (250)         (1,150)         (3,562)
                                          -------------   -------------   --------------
    Loss before income taxes                      (250)         (1,150)         (3,562)
    Income tax expense                              -               -               -
                                          -------------   -------------   --------------
    Net loss                              $       (250)    $    (1,150)    $    (3,562)
                                          =============    ============    =============
    Loss per share-basic and diluted      $      (0.00)    $     (0.00)    $     (0.00)
                                          =============    ============    =============
    Weighted average shares -               20,000,000      20,000,000       20,000,000
         basic and diluted                =============    ============    =============


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       3
______________________________________________________________________

                            HERON STREET ACQUISITION CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

        	     			                 For the Nine     For the Period
							 Months Ended     from July 22, 2016
                                                         Sept. 30, 2017   (Inception) to
                                                         --------------   Sept. 30, 2016
                                                                          --------------
OPERATING ACTIVITIES

   Net loss                                                $    (1,150)    $   (3,562)

   Non-cash adjustments to reconcile net loss to net cash:
     Expenses paid by stockholder and contributed
     as capital                                                  1,900             312
   Common stock issued for services                                  -           2,000

   Changes in Operating Assets and Liabilities:
     Accrued liabilities                                          (750)          1,250
                                                            ------------     -----------
       Net cash provided by (used in) operating activities            -              -
                                                            ------------     -----------
   Net increase in cash                                               -              -
   Cash, beginning of period                                          -              -
                                                           -------------     -----------
     Cash, end of period                                   $          -      $       -
                                                           =============     ===========
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                                         $          -      $       -
                                                           =============     ===========
     Interest                                              $          -      $       -
                                                           =============     ===========

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2017 and December 31, 2016, respectively.

______________________________________________________________________

                   HERON STREET ACQUISITION CORPORATION
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,150 for the nine months ended September 30, 2017. The Company had a $750 working capital deficit and an accumulated deficit of $4,962 as of September 30, 2017 and a working captial deficit of $1,500 and an accumulated deficit of $3,812 as of December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2017 and December 31, 2016, the Company had accrued professional fees of $750 and $1,500 respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On July 22, 2016, the Company issued 20,000,000 founders common stock to two directors and officers at par for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2017, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through Novmeber 14, 2017, the date which the financial statements were available to be issued.
All subsequent events requiring recognition have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."
                                  7

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

     As of September 30, 2017 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $1,150 and an accumulated deficit of $4,962 for the nine months ended and as of September 30, 2017, respectively.

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

	Management of the Company has also received subpoenas from the Securities and Exchange Commission in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information as to the intent or purpose of such subpoenas but believes the SEC is investigating whether the change in control transaction is considered a sale of a security and if so whether a broker needs to be used to effect the transaction.


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

Dated:  November 20, 2017